Form 10-K/A
period 2020-12-31
FirstMark Horizon Acquisition Corp.
filed 2021-05-27
CIK 1822219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The Registrant’s Class A common stock, par value $0.0001 per share, began trading on the New York Stock Exchange separately from its Units on November 27, 2020. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020 was approximately $438,840,000.

As of March 26, 2021, 41,400,000 shares of Class A common stock, par value $0.0001, and 10,350,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

FirstMark Horizon Acquisition Corp.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to FirstMark Horizon Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of FirstMark Horizon Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 8, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 26, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 13, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on October 8, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate certain restated items on the previously issued balance sheet dated as of October 8, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on October 14, 2020, and (ii) restated financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

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

iii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to FirstMark Horizon Acquisition Corp., a blank check company incorporated as a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FirstMark Horizon Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

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

Effecting a Business Combination

Business Strategy

We are focused on driving sustainable long-term value for our stockholders by identifying potential opportunities that can generate outsized returns. We believe our exceptional network and deep entrenchment across the technology ecosystem will create a competitive advantage in sourcing attractive opportunities. We will consider a broad set of opportunities but apply a disciplined investment framework that is based on our core acquisition criteria. In addition, we are focused on opportunities where we will have a unique advantage in driving value creation once a Business Combination is made.

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

Our initial stockholders hold 10,350,000 founder shares as of the date of this Annual Report, including 10,230,000 held by our Sponsor. The founder shares will be worthless if we do not complete an initial Business Combination.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 13,800,000 public warrants and 6,853,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, as discussed with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 13, 2020 (inception) to December 31, 2021.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 8, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 26, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from August 13, 2020 (inception) through December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on October 8, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 13, 2020 (inception) through December 31, 2020, we had a net loss of approximately $19.9 million, which consisted of approximately $17.3 million loss from changes in fair value of derivative warrant liabilities, financing costs of approximately $1.3 million, approximately $146,000 in general and administrative expenses, $1.1 million in general and administrative expenses to related parties and approximately $77,000 of franchise tax expense, which was partially offset by approximately $6,000 of interest earned on cash equivalents held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from August 13, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $17,348,800.

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

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 7 under “Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 34,438,230 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 34,438,230 shares of common stock subject to possible redemption at December 31, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 20,653,333 shares of our common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 13,800,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and issued 6,853,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Binomial Lattice simulation model at each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020 have been restated for the accounting and related disclosure of warrants.

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

Boston, MA

March 26, 2021 except for the effects of the restatement discussed in Note 2 to which the date is May 26, 2021

FIRSTMARK HORIZON ACQUISITION CORP.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,192,781
Prepaid expenses	488,348
Total Current Assets	1,681,129
Investments held in Trust Account	414,005,739
Total Assets	$415,686,868

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$311,002
Franchise tax payable	76,762
Total Current Liabilities	387,764
Deferred underwriting commissions	14,490,000
Derivative warrant liabilities	51,426,800
Total Liabilities	66,304,564

Commitments and Contingencies

Class A common stock, $0.0001 par value;34,438,230 shares subject to possible redemption at $10 per share	344,382,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 6,961,770 shares issued and outstanding (excluding 34,438,230 shares subject to possible redemption)	696
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	24,911,508
Accumulated deficit	(19,913,235)
Total Stockholders’ Equity	5,000,004
Total Liabilities and Stockholders’ Equity	$415,686,868

The accompanying notes are an integral part of these financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from August 13, 2020 (inception) through December 31, 2020

General and administrative expenses	$146,205
General and administrative expenses - related party	28,387
Franchise tax expense	76,762
Loss from operations	(251,354)
Other income (expense)
Loss on sale of fair value of Private Placement Warrants	(1,028,000)
Change in fair value of derivative warrant liabilities	(17,348,800)
Financing cost - derivative warrant liabilities	(1,290,820)
Interest and dividends on investments held in Trust Account	5,739
Net loss	$(19,913,235)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	36,172,534
Basic and diluted net income per share, common stock subject to redemption	$0.00
Weighted average common stock outstanding, basic and diluted	13,617,167
Basic and diluted net loss per share, Non-redeemable common stock	$(1.46)

The accompanying notes are an integral part of these financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated – See Note 2

For the Period from August 13, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 13, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	10,350,000	1,035	23,965	-	25,000
Sale of units in initial public offering, less fair value of public warrants	41,400,000	4,140	-	-	391,225,860	-	391,230,000
Offering costs	-	-	-	-	(21,959,461)	-	(21,959,461)
Common stock subject to possible redemption	(34,438,230)	(3,444)			(344,378,856)	-	(344,382,300)
Net loss						(19,913,235)	(19,913,235)
Balance - December 31, 2020	6,961,770	$696	10,350,000	$1,035	$24,911,508	$(19,913,235)	$5,000,004

The accompanying notes are an integral part of these financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from August 13, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(19,913,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing cost - derivative warrant liabilities	1,290,820
Change in fair value of derivative warrant liabilities	17,348,800
Interest and dividends on investments held in Trust Account	(5,739)
Changes in operating assets and liabilities:
Prepaid expenses	(488,348)
Accrued expenses	36,824
Franchise tax payable	76,762
Net cash used in operating activities	(1,654,116)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Proceeds received from initial public offering	414,000,000
Offering costs paid	(8,486,103)
Proceeds from private placement	11,308,000
Net cash provided by financing activities	416,846,897

Net increase in cash	1,192,781

Cash - beginning of the period	-
Cash - end of the period	$1,192,781

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$274,177
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$480,281
Initial value of of Class A common stock subject to possible redemption	$361,931,800
Change in value of Class A common stock subject to possible redemption	$(17,549,500)

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

The Company’s sponsor is FirstMark Horizon Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on October 5, 2020. On October 8, 2020, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,853,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.3 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from August 13, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs to date have been satisfied through the $25,000 proceeds received from the sale of its Founder Shares (as defined below) to the Sponsor, the loan proceeds under a promissory note of $167,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in October 2020 (collectively “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 8, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on October 8, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period. Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements for the period August 13, 2020 (inception) - December 31, 2020, should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$415,686,868	$-	$415,686,868
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$387,764	$-	$387,764
Deferred underwriting commissions	14,490,000	-	14,490,000
Derivative warrant liabilities	-	51,426,800	51,426,800
Total liabilities	14,877,764	51,426,800	66,304,564
Class A common stock, $0.0001 par value; shares subject to possible redemption	395,809,100	(51,426,800)	344,382,300
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	182	514	696
Class B common stock - $0.0001 par value	1,035	-	1,035
Additional paid-in-capital	5,244,402	19,667,106	24,911,508
Accumulated deficit	(245,615)	(19,667,620)	(19,913,235)
Total stockholders’ equity	5,000,004	-	5,000,004
Total liabilities and stockholders’ equity	$415,686,868	$-	$415,686,868

	Period From August 13, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(251,354)		$(251,354)
Other (expense) income:
Loss on sale of fair value of Private Placement warrants	$0	$(1,028,000)	$(1,028,000)
Change in fair value of derivative warrant liabilities	-	(17,348,800)	(17,348,800)
Financing costs - derivative warrant liabilities	-	(1,290,820)	(1,290,820)
Interest and dividends on investments held in Trust Account	5,739	-	5,739
Total other (expense) income	5,739	(19,667,620)	(19,661,881)
Net loss	$(245,615)	$(19,667,620)	$(19,913,235)
Basic and Diluted weighted-average Class A common shares outstanding	39,600,744	(3,428,210)	36,172,534
Basic and Diluted net loss per Class A common shares	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	11,474,535	2,142,632	13,617,167
Basic and Diluted net loss per Class B common shares	$(0.02)	$(1.44)	$(1.46)

	Period From August 13, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(245,615)	$(19,667,620)	$(19,913,235)
Adjustment to reconcile net loss to net cash used in operating activities	(380,501)	18,639,620	18,259,119
Net cash used in operating activities	(626,116)	(1,028,000)	(1,654,116)
Net cash used in investing activities	(414,000,000)	-	(414,000,000)
Net cash provided by financing activities	415,818,897	1,028,000	416,846,897
Net change in cash	$1,192,781	$-	$1,192,781

In addition, the impact to the balance sheet dated October 8, 2020, filed on Form 8-K on October 14, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $34.1 million increase to the derivative warrant liabilities line item at October 8, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of October 8, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$416,381,229	$-	$416,381,229
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$881,421	$-	$881,421
Deferred underwriting commissions	14,490,000	-	14,490,000
Derivative warrant liabilities	-	34,078,000	34,078,000
Total liabilities	15,371,421	34,078,000	49,449,421
Class A common stock, $0.0001 par value; shares subject to possible redemption	396,009,800	(34,078,000)	361,931,800
Stockholders’ equity
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	180	341	521
Class B common stock - $0.0001 par value	1,035	-	1,035
Additional paid-in-capital	5,043,704	1,290,479	6,334,183
Accumulated deficit	(44,911)	(1,290,820)	(1,335,731)
Total stockholders’ equity	5,000,008	-	5,000,008
Total liabilities and stockholders’ equity	$416,381,229	$-	$416,381,229

Note 3—Summary of Significant Accounting Policies

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

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Binomial Lattice simulation model at each measurement date.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.3 million is included in financing cost -derivative warrant liabilities in the statement of operations and $22.0 million is included in stockholders’ equity. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, a total of 34,438,230 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 13,800,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering and simultaneously issued 6,853,333 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Binomial Lattice simulation model at each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Loss Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 34,438,230 shares of common stock subject to possible redemption at December 31, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 20,653,333 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, dilutive net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of net loss per share of common stock

The Company’s net loss is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

For The Period From August 13, 2020 (inception) through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$4,773
Less: Company’s portion available to be withdrawn to pay taxes	-
Net income attributable	$4,773
Denominator: Weighted average Class A common stock subject to possible redemption
Weighted average shares outstanding of common stock subject to redemption, basic and diluted	36,172,534
Basic and diluted net income per share, common stock subject to redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(19,913,235)
Less: Income attributable to Class A common stock subject to possible redemption	(4,773)
Non-redeemable net loss	$(19,918,008)
Denominator: weighted average Non-redeemable common stock
Weighted average common stock outstanding, basic and diluted	13,617,167
Basic and diluted net loss per share, Non-redeemable common stock	$(1.46)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2020, the Company has an aggregate deferred tax assets of approximately $267,000 and has recognized a full valuation allowance against the deferred tax assets.

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

Note 4—Initial Public Offering

On October 8, 2020, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 7 under “Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company had 13,800,000 Public Warrants and 6,853,333 Private Warrants outstanding.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 6,961,770 shares of Class A common stock issued and outstanding, excluding 34,438,230 shares of Class A common stock subject to possible redemption.

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

Note 9—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from August 13, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the period from August 13, 2020 (inception) through December 31, 2020:

Current
Federal	$-
State	-
Deferred
Federal	(267,459)
State	-
Valuation allowance	267,459
Income tax provision	$-

The Company’s net deferred tax assets are as follows as of December 31, 2020:

Deferred tax assets:
Start-up/Organization costs	$252,544
Net operating loss carryforwards	14,915
Total deferred tax assets	267,459
Valuation allowance	(267,459)
Deferred tax asset, net of allowance	$-

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the period from August 13, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in fair value of warrant liabilities and related financing costs	(19.7)
Change in Valuation Allowance	(1.3)%
Income Taxes Benefit	0.0%

Note 10—Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	414,005,739	-	-	$414,005,739
Liabilities:
Derivative public warrant liabilities (Restated)	$34,362,000	$0	$0	$34,362,000
Derivative private warrant liabilities (Restated)	$0	$-	$17,064,800	$17,064,800
Total fair value	$448,367,739	$-	$17,064,800	$465,432,539

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as of December 31, 2020 on account of the separate listing and trading in an active market the Public Warrants as of November 25, 2020.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Binomial Lattice simulation model at each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 31, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $17.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. The future stock price of the Company is modeled assuming a Geometric Brownian Motion (GBM) in a risk-neutral framework. For each modeled future price, the Warrant payoff is calculated based on the contractual terms (incorporating any optimal early exercise / redemption), and discounted at the term-matched risk-free rate. The value of the Warrants is calculated as the probability-weighted present value over all future modeled payoffs.

Inherent in a Binomial Lattice simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of October 8, 2020	As of December 31, 2020

Exercise Price	$11.50	$11.50
Option term (in years)	5	5
Volatility	45%	34%
Risk-free interest rate	0.43%	0.47%
Expected dividends	0%	0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from August 13, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at August 13, 2020 (inception)	$-
Issuance of Public and Private Warrants, Level 3 measurements	34,078,000
Transfer of Public Warrants to Level 1	(22,770,000)
Change in fair value of derivative warrant liabilities, Level 3	5,756,800
Derivative warrant liabilities - Level 3, at December 31, 2020	$17,064,800

Note 11—Subsequent Events

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 8, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Frederick Ball and Allison Goldberg, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Luis Ubiñas and Jason Robins, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Richard Heitzmann and Amish Jani, will expire at our third annual meeting of stockholders.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated October 5, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated October 5, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated October 5, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated October 5, 2020, among the Company, the Sponsor and certain other security holders party thereto.
10.4(1)	Administrative Services Agreement, dated October 5, 2020, between the Company and FirstMark Capital LLC.
10.5(1)	Private Placement Warrants Purchase Agreement, dated October 5, 2020, between the Company and the Sponsor.
10.6 (1)	Indemnity Agreement, dated October 5, 2020, between the Company and Richard Heitzmann.
10.7(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Amish Jani.
10.8(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Eric Cheung.
10.9(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Daniel Gaisin.
10.10(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Luis Ubiñas.
10.11(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Frederick Ball.
10.12(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Allison Goldberg.
10.13(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Jason Robins.
14.01(2)	Code of Ethics and Business Conduct of FirstMark Horizon Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2020.

(2) Incorporated by reference to the Original 10-K filed on March 29, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstMark Horizon Acquisition Corp.

Date: May 26, 2021
	By:	/s/ Richard Heitzmann
Richard Heitzmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Heitzmann
Name:	Richard Heitzmann
Title:	Chief Executive Officer and Director
Date:	May 26, 2021

/s/ Amish Jani
Name:	Amish Jani
Title:	President and Chairman of the Board of Directors
Date:	May 26, 2021

/s/ Daniel Gaisin
Name:	Daniel Gaisin
Title:	Chief Financial Officer
Date:	May 26, 2021

/s/ Luis Ubiñas
Name:	Luis Ubiñas
Title:	Director
Date:	May 26, 2021

/s/ Frederick Ball
Name:	Frederick Ball
Title:	Director
Date:	May 26, 2021

/s/ Allison Goldberg
Name:	Allison Goldberg
Title:	Director
Date:	May 26, 2021

/s/ Jason Robins
Name:	Jason Robins
Title:	Director
Date:	May 26, 2021

