Form 10-Q
period 2021-03-31
FirstMark Horizon Acquisition Corp.
filed 2021-05-28
CIK 1822219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39585

FirstMark Horizon Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2547650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 5th Ave, 3rd Floor
New York, NY 10011

(Address of Principal Executive Offices, including zip code)

(212) 792-2200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 27, 2021, 41,400,000 Class A ordinary shares, $0.0001 par value, and 10,350,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

FIRSTMARK HORIZON ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

FIRSTMARK HORIZON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,084,151	$1,192,781
Prepaid expenses	483,067	488,348
Total Current Assets	1,567,218	1,681,129
Investments held in Trust Account	414,011,961	414,005,739
Total Assets	$415,579,179	$415,686,868

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$521,511	$-
Accrued expenses	394,228	311,002
Franchise tax payable	48,817	76,762
Total Current Liabilities	964,556	387,764
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	32,012,670	51,426,800
Total Liabilities	47,467,226	66,304,564

Commitments and Contingencies

Class A common stock, $0.0001 par value; 36,311,195 and 34,438,230 shares subject to possible redemption at $10 per share at March 31, 2021 and December 31, 2020, respectively	363,111,950	344,382,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,088,805 and 6,961,770 shares issued and outstanding (excluding 36,311,195 and 34,438,230 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	509	696
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	6,182,045	24,911,508
Accumulated deficit	(1,183,586)	(19,913,235)
Total Stockholders’ Equity	5,000,003	5,000,004
Total Liabilities and Stockholders’ Equity	$415,579,179	$415,686,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$611,887
General and administrative expenses - related party	30,000
Franchise tax expense	48,817
Loss from operations	(690,704)
Other income
Change in fair value of derivative warrant liabilities	19,414,130
Interest and dividends on investments held in Trust Account	6,223
Net income	$18,729,649

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	34,459,041
Basic and diluted net income per share, Class A common stock subject to redemption	$0.00
Weighted average non-redeemable common stock outstanding, basic and diluted	17,290,959
Basic and diluted net income per share, Non-redeemable common stock	$1.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,961,770	$696	10,350,000	$1,035	$24,911,508	$(19,913,235)	$5,000,004
Class A common stock subject to possible redemption	(1,872,965)	(187)	-	-	(18,729,463)	-	(18,729,650)
Net income	-	-	-	-	-	18,729,649	18,729,649
Balance - March 31, 2021 (unaudited)	5,088,805	$509	10,350,000	$1,035	$6,182,045	$(1,183,586)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$18,729,649
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(19,414,130)
Interest and dividends on investments held in Trust Account	(6,223)
Changes in operating assets and liabilities:
Prepaid expenses	5,282
Accounts payable	521,511
Accrued expenses	83,226
Franchise tax payable	(27,945)
Net cash used in operating activities	(108,630)

Net decrease in cash	(108,630)

Cash - beginning of the period	1,192,781
Cash - end of the period	$1,084,151

Supplemental disclosure of noncash activities:
Change in value of Class A common stock subject to possible redemption	$18,729,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Description of Organization, Business Operations and Basis of Presentation.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 13, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is FirstMark Horizon Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on October 5, 2020. On October 8, 2020, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions (Note 5).

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 27, 2021.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $1.1 million in its operating bank account, approximately $12,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and working capital of approximately $0.6 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $25,000 proceeds received from the sale of its Founder Shares (as defined below) to the Sponsor, the loan proceeds under a promissory note of $167,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

2. Significant Accounting Policies.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $414,011,961 and $414,005,739 in cash equivalents held in the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest and dividends from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 13,800,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,853,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, a total of 36,311,195 and 34,438,230 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. Net income per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 36,311,195 shares of common stock subject to possible redemption at March 31, 2021 has been excluded from the calculation of basic income per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 20,653,333 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, dilutive net loss per common share is the same as basic net loss per common share for the periods presented.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Reconciliation of net loss per share of common stock

The Company’s net loss is adjusted for the portion of loss income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share of common stock is calculated as follows:

For the Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$5,458
Less: Company’s portion available to be withdrawn to pay taxes	-
Net income attributable	$5,458
Denominator: Weighted average Class A common stock subject to possible redemption
Weighted average shares outstanding of common stock subject to redemption, basic and diluted	34,459,041
Basic and diluted net income per share, common stock subject to redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings Net income	$18,729,649
Less: Income attributable to Class A common stock subject to possible redemption	(5,458)
Non-redeemable net income	$18,724,191
Denominator: weighted average Non-redeemable common stock
Weighted average ordinary shares outstanding, basic and diluted	17,290,959
Basic and diluted net income per share, Non-redeemable common stock	$1.08

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company has aggregate deferred tax assets of approximately $411,000 and $267,000, respectively, and has recognized a full valuation allowance against the deferred tax assets.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

3. Initial Public Offering.

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

4. Related Party Transactions.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on October 6, 2020, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, the Company incurred expenses of $30,000 under this agreement.

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

5. Commitments and Contingencies.

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

6. Derivative Warrant Liabilities.

As of March 31, 2021 and December 31, 2020, the Company has 20,653,333 Public Warrants and Private Placement Warrants outstanding.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

7. Stockholders’ Equity.

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 5,088,805 shares of Class A common stock issued and outstanding, excluding 36,311,195 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were 1,819,090 shares of Class A common stock issued and outstanding, excluding 34,438,230 shares of Class A common stock subject to possible redemption.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Class B common stock would automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

8. Fair Value Measurements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,011,961	$-	$-	$414,011,961
Liabilities:
Derivative public warrant liabilities	$21,390,000	$-	$-	$21,390,000
Derivative private warrant liabilities	$-	$-	$10,622,670	$10,622,670
Total fair value of liabilities	$21,390,000	$-	$10,622,670	$32,012,670

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,005,739	$-	$-	$-
Liabilities:
Derivative public warrant liabilities	$34,362,000	$-	$-	$34,362,000
Derivative private warrant liabilities	$-	$-	$17,064,800	$17,064,800
Total fair value of liabilities	$34,362,000	$-	$17,064,800	$51,426,800

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market.

Level 1 assets include investments money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. For the three months ended March 31, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately $19.4 million, which is presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a binomial lattice model in an option pricing framework are assumptions related to expected stock-price volatility, the probability of a successful business combination, term, risk-free interest rate and dividend yield. For the initial fair value estimates, the Company estimates volatility based on the constituents of a broad-based stock price index reflecting the potential merger targets, and including a probability of a successful business combination. For subsequent fair value measurements, the Company estimates the volatility of its common stock based on the implied volatility derived from the traded prices of the Public Warrants which includes a probability of successful business combination. The probability of a successful business combination as of the initial measurement date is based on industry studies and the Company’s best estimates. The risk-free interest rate is based on the term-matched U.S. Treasury yield curve as of the measurement dates. The term of the warrants is equal to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of March 31, 2021
Option term (in years)	5	5
Volatility	33.90%	22.40%
Risk-free interest rate	0.47%	1.04%
Dividend Yield	0%	0%

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$51,426,800
Issuance of Public and Private Warrants, Level 3 measurements	-
Transfer of Public Warrants to Level 1	(21,390,000)
Change in fair value of derivative warrant liabilities, Level 3	(19,414,130)
Derivative warrant liabilities - Level 3, at December 31, 2020	$10,622,670

9. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FirstMark Horizon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to FirstMark Horizon Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K/A for the fiscal year 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2021 (the “FY 2020 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.1 million in our operating bank account, approximately $12,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and working capital of approximately $0.6 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase founder shares by our Sponsor, the loan proceeds under a promissory note of $167,000 from our Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, we have determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of a Business Combination or the date we are required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $18.7 million, which consisted of a non-operating gain resulting from the change in fair value of derivative warrant liabilities of approximately $19.4 million and interest and dividends on investments held in the Trust Account of approximately $6,000, partially offset by approximately $691,000 of operating expenses. Total operating expenses for the three months ended March 31, 2021were comprised of approximately $642,000 of general and administrative costs, including $30,000 of administrative services expenses to related parties, and approximately $49,000 of franchise tax expense.

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

Critical Accounting Policies and Estimates

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 13,800,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,853,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, a total of 36,311,195 and 34,438,230 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 36,311,195 shares of common stock subject to possible redemption at March 31, 2021 has been excluded from the calculation of basic income per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 20,653,333 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, dilutive net loss per common share is the same as basic net loss per common share for the periods presented.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in Note 2 — Restatement of Previously Issued Financial Statements, included in Part II, Item 8 of the Form 10-K/A filed with the SEC on May 27, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the errors identified in Note 2 — Restatement of Previously Issued Financial Statements, included in Part II, Item 8 of the Form 10-K/A filed with the SEC on May 27, 2021 had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our FY 2020 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our FY 2020 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstMark Horizon Acquisition Corp.

Date: May 27, 2021		/s/ Richard Heitzmann
	Name:	Richard Heitzmann
	Title:	Chief Executive Officer