Form 10-Q
period 2021-06-30
FirstMark Horizon Acquisition Corp.
filed 2021-08-13
CIK 1822219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 41,400,000 Class A ordinary shares, $0.0001 par value, and 10,350,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

FIRSTMARK HORIZON ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

FIRSTMARK HORIZON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$463,877	$1,192,781
Prepaid expenses	387,711	488,348
Total Current Assets	851,588	1,681,129
Investments held in Trust Account	414,018,253	414,005,739
Total Assets	$414,869,841	$415,686,868

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$114,203	$-
Accrued expenses	810,000	311,002
Franchise tax payable	67,313	76,762
Total Current Liabilities	991,516	387,764
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	31,599,600	51,426,800
Total Liabilities	47,081,116	66,304,564

Commitments and Contingencies

Class A common stock, $0.0001 par value; 36,278,872 and 34,438,230 shares subject to possible redemption at $10 per share at June 30, 2021 and December 31, 2020, respectively	362,788,720	344,382,300

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,121,128 and 6,961,770 shares issued and outstanding (excluding 36,278,872 and 34,438,230 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	512	696
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	6,505,272	24,911,508
Accumulated deficit	(1,506,814)	(19,913,235)
Total Stockholders’ Equity	5,000,005	5,000,004
Total Liabilities and Stockholders’ Equity	$414,869,841	$415,686,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$663,275	$1,275,161
General and administrative expenses - related party	30,000	60,000
Franchise tax expense	49,315	98,132
Loss from operations	(742,590)	(1,433,293)
Other income
Change in fair value of derivative warrant liabilities	413,070	19,827,200
Interest and dividends on investments held in Trust Account	6,292	12,514
Net income (loss)	$(323,228)	$18,406,421

Weighted average shares outstanding of redeemable common stock, basic and diluted	36,278,517	35,390,056
Basic and diluted net income (loss) per share, redeemable common stock	$0.00	$0.00
Weighted average shares outstanding non-redeemable common stock, basic and diluted	15,439,160	16,359,944
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.02)	$1.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	6,961,770	$696	10,350,000	$1,035	$24,911,508	$(19,913,235)	$5,000,004
Class A common stock subject to possible redemption	(1,872,965)	(187)	-	-	(18,729,463)	-	(18,729,650)
Net income	-	-	-	-	-	18,729,649	18,729,649
Balance - March 31, 2021 (unaudited)	5,088,805	509	10,350,000	1,035	6,182,045	(1,183,586)	5,000,003
Class A common stock subject to possible redemption	32,323	3	-	-	323,227	-	323,230
Net loss	-	-	-	-	-	(323,228)	(323,228)
Balance - June 30, 2021 (unaudited)	5,121,128	$512	10,350,000	$1,035	$6,505,272	$(1,506,814)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$18,406,421
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(19,827,200)
Interest and dividends on investments held in Trust Account	(12,514)
Changes in operating assets and liabilities:
Prepaid expenses	100,637
Accounts payable	114,203
Accrued expenses	498,998
Franchise tax payable	(9,449)
Net cash used in operating activities	(728,904)

Net decrease in cash	(728,904)

Cash - beginning of the period	1,192,781
Cash - end of the period	$463,877

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$323,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 13, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $464,000 in its operating bank account, approximately $13,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and a working capital deficit of approximately $140,000. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $25,000 proceeds received from the sale of its Founder Shares (as defined below) to the Sponsor, the loan proceeds under a promissory note of $167,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 13,800,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,853,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, a total of 36,278,872 and 34,438,230 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. Net income per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 36,278,872 shares of redeemable common stock at June 30, 2021 has been excluded from the calculation of basic income (loss) per share of redeemable common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 20,653,333 shares of the Company’s common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, dilutive net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reconciliation of Net Income (Loss) per Share of Common Stock

The Company’s net income (loss) is adjusted for the portion of income (loss) that is attributable to redeemable common stock, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per share of common stock is calculated as follows:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Redeemable common stock
Numerator: Earnings allocable to redeemable Common stock
Income from investments held in Trust Account	$5,519	$10,976
Less: Company’s portion available to be withdrawn to pay taxes	(5,519)	(10,976)
Net income attributable	$-	$-
Denominator: Weighted average redeemable common stock
Weighted average shares outstanding of common stock subject to redemption, basic and diluted	36,278,517	35,390,056
Basic and diluted net income per share, redeemable common stock	$-	$-

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings Net income (loss)	$(323,228)	$18,406,421
Less: Income attributable to redeemable common stock	-	-
Non-redeemable net income (loss) attributable to non-redeemable common stock	$(323,228)	$18,406,421
Denominator: weighted average Non-redeemable common stock
Weighted average ordinary shares outstanding, basic and diluted	15,439,160	16,359,944
Basic and diluted net income per share, non-redeemable common stock	$(0.02)	$1.13

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company has aggregate deferred tax assets of approximately $298,000 and $267,000, respectively, and has recognized a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on October 6, 2020, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $60,000, under this agreement, respectively. There were no balances outstanding under such agreement as of June 30, 2021 and December 31, 2020.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Consulting Agreement

In connection with the search for a prospective initial Business Combination, the Company has entered into a consulting agreement with a consulting firm to provide due diligence on a target company. The fees in connection with the services rendered have been deferred to the closing of a Business Combination without regard if the consulting firm has provided services as to the target subject of the Business Combination. If the Company does not complete a Business Combination, then no fees are due or payable to the consulting firm. For the three and six months ended June 30, 2021, the Company has incurred and accrued $810,000 for services rendered under such agreement.

6. Derivative Warrant Liabilities.

As of June 30, 2021 and December 31, 2020, the Company has 13,800,000 Public Warrants and 6,853,333 Private Placement Warrants outstanding.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

7. Stockholders’ Equity.

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 5,121,128 shares of Class A common stock issued and outstanding, excluding 36,278,872 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were 1,819,090 shares of Class A common stock issued and outstanding, excluding 34,438,230 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding (see Note 4).

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

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,018,253	$-	$-	$414,018,253
Liabilities:
Derivative public warrant liabilities	$21,114,000	$-	$-	$21,114,000
Derivative private warrant liabilities	$-	$-	$10,485,600	$10,485,600
Total fair value of liabilities	$21,114,000	$-	$10,485,600	$31,599,600

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,005,739	$-	$-	$-
Liabilities:
Derivative public warrant liabilities	$34,362,000	$-	$-	$34,362,000
Derivative private warrant liabilities	$-	$-	$17,064,800	$17,064,800
Total fair value of liabilities	$34,362,000	$-	$17,064,800	$51,426,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market.

Level 1 assets include investments money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. For the three months ended June 30, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately $19.4 million, which is presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of June 30, 2021

Option term (in years)	5	5
Volatility	33.90%	22.70%
Risk-free interest rate	0.47%	0.95%
Dividend Yield	0%	0%

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$51,426,800
Issuance of Public and Private Warrants, Level 3 measurements	-
Transfer of Public Warrants to Level 1	(21,390,000)
Change in fair value of derivative warrant liabilities, Level 3	(19,414,130)
Derivative warrant liabilities - Level 3, at March 31, 2021	$10,622,670
Change in fair value of derivative warrant liabilities, Level 3	(137,070)
Derivative warrant liabilities - Level 3, at June 30, 2021	$10,485,600

9. Subsequent Events.

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $464,000 in our operating bank account, approximately $13,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and a working capital deficit of approximately $140,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase founder shares by our Sponsor, the loan proceeds under a promissory note of $167,000 from our Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $323,000, which consisted of a non-operating gain resulting from the change in fair value of derivative warrant liabilities of approximately $413,000 and interest and dividends on investments held in the Trust Account of approximately $7,000, partially offset by approximately $743,000 of operating expenses. Total operating expenses for the three months ended June 30, 2021 were comprised of approximately $693,000 of general and administrative costs, including $30,000 of administrative services expenses to related parties, and approximately $50,000 of franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $18.4 million, which consisted of a non-operating gain resulting from the change in fair value of derivative warrant liabilities of approximately $19.8 million and interest and dividends on investments held in the Trust Account of approximately $13,000, partially offset by approximately $1.4 million of operating expenses. Total operating expenses for the six months ended June 30, 2021 were comprised of approximately $1.3 million of general and administrative costs, including $60,000 of administrative services expenses to related parties, and approximately $98,000 of franchise tax expense.

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

Administrative Services Agreement

We entered into an agreement that provides that, commencing on October 6, 2020, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, we incurred expenses of $30,000 and $60,000, under this agreement, respectively. There were no balances outstanding under such agreement as of June 30, 2021 and December 31, 2020.

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

The 13,800,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,853,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, a total of 36,278,872 and 34,438,230 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. An aggregate of 36,278,872 shares of common stock subject to possible redemption at June 30, 2021 has been excluded from the calculation of basic income per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-allotment) and Private Placement to purchase an aggregate of 20,653,333 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, dilutive net loss per common share is the same as basic net income (loss) per common share for the periods presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Note 2 — Restatement of Previously Issued Financial Statements, included in Part II, Item 8 of the Form 10-K/A filed with the SEC on May 27, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the errors identified in Note 2 — Restatement of Previously Issued Financial Statements, included in Part II, Item 8 of the Form 10-K/A filed with the SEC on May 27, 2021 had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on the Form 8-K filed on October 8, 2020

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstMark Horizon Acquisition Corp.

Date: August 13, 2021		/s/ Richard Heitzmann
	Name:	Richard Heitzmann
	Title:	Chief Executive Officer