Form 10-Q
period 2021-09-30
FirstMark Horizon Acquisition Corp.
filed 2021-11-22
CIK 1822219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 41,400,000 shares of Class A common stock, $0.0001 par value, and 10,350,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

FIRSTMARK HORIZON ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 30, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Control and Procedures	28

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES		31

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FirstMark Horizon Acquisition Corp.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$270,448	$1,192,781
Prepaid expenses	296,836	488,348
Total Current Assets	567,284	1,681,129
Investments held in Trust Account	414,024,614	414,005,739
Total Assets	$414,591,898	$415,686,868

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,523,603	$-
Accrued expenses	1,565,503	311,002
Franchise tax payable	101,766	76,762
Total Current Liabilities	3,190,872	387,764
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	26,023,200	51,426,800
Total Liabilities	43,704,072	66,304,564

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10 per share at September 30, 2021 and December 31, 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares issued and outstanding (all subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(43,113,209)	(64,618,731)
Total Stockholders’ Deficit	(43,112,174)	(64,617,696)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,591,898	$415,686,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For The Period From August 13, 2020 (inception) through September 30, 2020

General and administrative expenses	$2,403,797	$3,678,958	$3,791
General and administrative expenses - related party	30,000	90,000	-
Franchise tax expense	49,863	147,995	26,351
Loss from operations	(2,483,660)	(3,916,953)	(30,142)
Other income:
Change in fair value of derivative warrant liabilities	5,576,400	25,403,600	-
Interest and dividends on investments held in Trust Account	6,361	18,875	-
Net income (loss)	$3,099,101	$21,505,522	$(30,142)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	-
Basic and diluted net income per share, Class A common stock	$0.06	$0.42	$-
Weighted average shares outstanding Class B common stock, basic and diluted	10,350,000	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$0.06	$0.42	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020 (Restated – See Note 1)	-	$-	10,350,000	$1,035	$-	$(64,618,731)	$(64,617,696)
Net income	-	-	-	-	-	18,729,649	18,729,649
Balance - March 31, 2021 (unaudited) (Restated – See Note 1)	-	-	10,350,000	1,035	-	(45,889,082)	(45,888,047)
Net loss	-	-	-	-	-	(323,228)	(323,228)
Balance - June 30, 2021 (unaudited) (Restated – See Note 1)	-	-	10,350,000	1,035	-	(46,212,310)	(46,211,275)
Net income	-	-	-	-	-	3,099,101	3,099,101
Balance - September 30, 2021 (unaudited)	-	$-	10,350,000	$1,035	$-	$(43,113,209)	$(43,112,174)

For The Period From August 13, 2020 (inception) through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 13, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	10,350,000	1,035	23,965	-	25,000
Net loss	-	-	-	-	-	(30,142)	(30,142)
Balance - September 30, 2020 (unaudited)	-	$-	10,350,000	$1,035	$23,965	$(30,142)	$(5,142)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For The Period From August 13, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$21,505,522	$(30,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(25,403,600)	-
Interest and dividends on investments held in Trust Account	(18,875)	-
Changes in operating assets and liabilities:
Prepaid expenses	191,512	(26,800)
Accounts payable	1,523,603	-
Accrued expenses	1,254,501	3,725
Franchise tax payable	25,004	26,351
Net cash used in operating activities	(922,333)	(26,866)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from note payable to related party	-	167,000
Deferred offering costs paid	-	(132,331)
Net cash provided by financing activities	-	59,669

Net (decrease) increase in cash	(922,333)	32,803

Cash - beginning of the period	1,192,781	-
Cash - end of the period	$270,448	$32,803

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$-	$184,043

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization, Business Operations, Basis of Presentation and Going Concern

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 13, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is FirstMark Horizon Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Company’s Initial Public Offering became effective on October 5, 2020. On October 8, 2020, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.3 million, inclusive of approximately $14.5 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,853,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $10.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s issued and outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Proposed Business Combination

On October 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sirius Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), Starry, Inc., a Delaware corporation (“Starry”), and Starry Holdings, Inc., a Delaware corporation and wholly owned direct subsidiary of Starry (“Holdings”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the Company will merge with and into Holdings (the “SPAC Merger” and, the closing of the SPAC Merger, the “SPAC Merger Closing,” and, the time at which the SPAC Merger becomes effective, the “SPAC Merger Effective Time”), with Holdings surviving the SPAC Merger as a publicly traded entity (such surviving entity, “New Starry”), and becoming the sole owner of Merger Sub; and (b) at least twenty-four (24) hours, but no more than forty-eight (48) hours, after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry (the “Acquisition Merger” and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. New Starry will have a dual-class share structure with super voting rights for Starry’s co-founder and Chief Executive Officer, Chaitanya Kanojia.

Refer to the Current Report on Form 8-K, filed with the SEC on October 7, 2021 for additional information.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 27, 2021.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on October 14, 2020 (the “Post-IPO Balance Sheet”), the Form 10-K/A filed with the SEC on May 27, 2021 and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet, the Form 10-K/A and the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Post-IPO Balance Sheet, Form 10-K/A and Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A common stock subject to possible redemption of approximately $52.1 million, a decrease to additional paid-in capital of $6.3 million, an increase to the accumulated deficit of $45.7 million, and the reclassification of 5,206,820 Class A common stock from permanent equity to Class A common stock subject to possible redemption as presented below.

October 8, 2020 - IPO Balance Sheet	As Previously Reported	Adjustment	As Restated
Total assets	$416,381,229	$-	$416,381,229
Total liabilities	$49,449,421	$-	$49,449,421
Class A common stock subject to possible redemption	$361,931,800	$52,068,200	$414,000,000
Preferred stock	$-	$-	$-
Class A common stock	$521	$(521)	$-
Class B common stock	$1,035	$-	$1,035
Additional paid-in capital	$6,334,183	$(6,334,183)	$-
Accumulated deficit	$(1,335,731)	$(45,733,496)	$(47,069,227)
Total stockholders’ equity (deficit)	$5,000,008	$(52,068,200)	$(47,068,192)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$416,381,229	$-	$416,381,229

The impact of the restatement on the financial statements for the Form 10-K/A is presented below.

December 31, 2020	As Previously Reported	Adjustment	As Restated
Total assets	$415,686,868	$-	$415,686,868
Total liabilities	$66,304,564	$-	$66,304,564
Class A common stock subject to possible redemption	$344,382,300	$69,617,700	$414,000,000
Preferred stock	$-	$-	$-
Class A common stock	$696	$(696)	$-
Class B common stock	$1,035	$-	$1,035
Additional paid-in captial	$24,911,508	$(24,911,508)	$-
Accumulated deficit	$(19,913,235)	$(44,705,496)	$(64,618,731)
Total stockholders’ equity (deficit)	$5,000,004	$(69,617,700)	$(64,617,696)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$415,686,868	$-	$415,686,868

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from August 28, 2020 (inception) through December 31, 2020:

Form 10-K/A (December 31, 2020): For the Period from August 13, 2020 (inception) through December 31, 2020

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(1,654,116)	$-	$(1,654,116)
Cash Flows from Investing Activities	$(414,000,000)	$-	$(414,000,000)
Cash Flows from Financing Activities	$416,846,897	$-	$416,846,897
Supplemental Disclosure of Noncash Financing Activities:
Deferred offering costs included in accrued expenses	$274,177	$-	$274,177
Deferred underwriting commissions in connection with the initial public offering	$14,490,000	$-	$14,490,000
Offering costs charged to additional paid-in capital in connection with the IPO	$480,281	$-	$480,281
Initial value of Class A common stock subject to possible redemption	$361,931,800	$(361,931,800)	$-
Change in value of Class A common stock subject to possible redemption	$(17,549,500)	$17,549,500	$-

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$415,579,179	$-	$415,579,179
Total liabilities	$47,467,226	$-	$47,467,226
Class A common stock subject to possible redemption	$363,111,950	$50,888,050	$414,000,000
Preferred stock	$-	$-	$-
Class A common stock	$509	$(509)	$-
Class B common stock	$1,035	$-	$1,035
Additional paid-in captial	$6,182,045	$(6,182,045)	$-
Accumulated deficit	$(1,183,586)	$(44,705,496)	$(45,889,082)
Total stockholders’ equity (deficit)	$5,000,003	$(50,888,050)	$(45,888,047)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$415,579,179	$-	$415,579,179

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q (March 31, 2021): For the Three Months Ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(108,630)	$-	$(108,630)
Cash Flows from Investing Activities	$-	$-	$-
Cash Flows from Financing Activities	$-	$-	$-
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$18,729,650	$(18,729,650)	$-

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$414,869,841	$-	$414,869,841
Total liabilities	$47,081,116	$-	$47,081,116
Class A common stock subject to possible redemption	$362,788,720	$51,211,280	$414,000,000
Preferred stock	$-	$-	$-
Class A common stock	$512	$(512)	$-
Class B common stock	$1,035	$-	$1,035
Additional paid-in captial	$6,505,272	$(6,505,272)	$-
Accumulated deficit	$(1,506,814)	$(44,705,496)	$(46,212,310)
Total stockholders’ equity (deficit)	$5,000,005	$(51,211,280)	$(46,211,275)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$414,869,841	$-	$414,869,841

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q (June 30, 2021) - For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(728,904)	$-	$(728,904)
Cash Flows from Investing Activities	$-	$-	$-
Cash Flows from Financing Activities	$-	$-	$-
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$323,230	$(323,230)	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common stock is presented below for the Form 10-K/A and Affected Quarterly Periods:

	Earnings Per Share for Class A Common Stock
	As Previously Reported	Adjustment	As Restated
Form 10-K/A (December 31, 2020): For the Period from August 13, 2020 (inception) through December 31, 2020
Net loss	$(19,913,235)	$-	$(19,913,235)
Weighted average shares outstanding	36,172,534	(10,297,534)	25,875,000
Basic and diluted earnings per share	$0.00	$(0.56)	$(0.56)
Form 10-Q (March 31, 2021): For the Three Months Ended March 31, 2021
Net income	$18,729,649	$-	$18,729,649
Weighted average shares outstanding	34,459,041	6,940,959	41,400,000
Basic and diluted earnings per share	$0.00	$0.36	$0.36
Form 10-Q (June 30, 2021) - For the Three Months Ended June 30, 2021
Net loss	$(323,228)	$-	$(323,228)
Weighted average shares outstanding	36,278,517	5,121,483	41,400,000
Basic and diluted earnings per share	$0.00	$(0.01)	$(0.01)
Form 10-Q (June 30, 2021) - For the Six Months Ended June 30, 2021
Net income	$18,406,421	$-	$18,406,421
Weighted average shares outstanding	35,390,056	6,009,944	41,400,000
Basic and diluted earnings per share	$0.00	$0.36	$0.36

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Earnings Per Share for Class B Common Stock
	As Previously Reported	Adjustment	As Restated
Form 10-K/A (December 31, 2020): For the Period from August 13, 2020 (inception) through December 31, 2020
Net loss	$(19,913,235)	$-	$(19,913,235)
Weighted average shares outstanding	13,617,167	(3,773,417)	9,843,750
Basic and diluted earnings per share	$(1.46)	$0.90	$(0.56)
Form 10-Q (March 31, 2021): For the Three Months Ended March 31, 2021
Net income	$18,729,649	$-	$18,729,649
Weighted average shares outstanding	17,290,959	(6,940,959)	10,350,000
Basic and diluted earnings per share	$1.08	$(0.72)	$0.36
Form 10-Q (June 30, 2021) - For the Three Months Ended June 30, 2021
Net loss	$(323,228)	$-	$(323,228)
Weighted average shares outstanding	15,439,160	(5,089,160)	10,350,000
Basic and diluted earnings per share	$(0.02)	$0.01	$(0.01)
Form 10-Q (June 30, 2021) - For the Six Months Ended June 30, 2021
Net income	$18,406,421	$-	$18,406,421
Weighted average shares outstanding	16,359,944	(6,009,944)	10,350,000
Basic and diluted earnings per share	$1.13	$(0.77)	$0.36

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $270,000 in its operating bank account, approximately $19,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and a working capital deficit of approximately $3.0 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $25,000 proceeds received from the sale of its Founder Shares (as defined below) to the Sponsor, the loan proceeds under a promissory note of $167,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

2. Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, a total of 41,400,000 shares of Class A common stock subject to possible redemption, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering and the over-allotment option, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,653,333 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For The Period From August 13, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$2,479,281	$619,820	$17,204,418	$4,301,104	$-	$(30,142)

Denominator:
Basic and diluted weighted average common stock outstanding	41,400,000	10,350,000	41,400,000	10,350,000	-	10,350,000

Basic and diluted net income (loss) per common stock	$0.06	$0.06	$0.42	$0.42	$-	$(0.00)

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company has aggregate deferred tax assets of approximately $819,000 and $267,000, respectively, and has recognized a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021 using a modified retrospective method of transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Initial Public Offering

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. Related Party Transactions

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

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 6 under “Warrants - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on October 6, 2020, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $90,000, under this agreement, respectively. There were no balances outstanding under such agreement as of September 30, 2021 and December 31, 2020.

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

Consulting Agreement

In connection with the search for a prospective initial Business Combination, the Company has entered into consulting agreements with consulting firms to provide due diligence on a target company. A portion of the fees in connection with the services rendered have been deferred to the closing of a Business Combination without regard if the consulting firm has provided services as to the target subject of the Business Combination. If the Company does not complete a Business Combination, then no portion of the deferred fees are due or payable to the consulting firms. For the three and nine months ended September 30, 2021, the Company has incurred and accrued $0.7 million and $1.5 million, respectively, of deferred fees for services rendered under such agreements.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. Derivative Warrant Liabilities.

As of September 30, 2021 and December 31, 2020, the Company has 13,800,000 Public Warrants and 6,853,333 Private Placement Warrants outstanding.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to redemption.

As of September 30, 2021, Class A common stock reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(22,770,000)
Offering costs allocated to Class A common stock subject to possible redemption	(21,959,461)
Plus:
Accretion on Class A common stock subject to possible redemption amount	44,729,461
Class A common stock subject to possible redemption	$414,000,000

8. Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 41,400,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheets (see Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding (see Note 4).

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

As of September 30, 2021, the Class B common stock would automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9. Fair Value Measurements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,024,614	$-	$-	$414,024,614
Liabilities:
Derivative public warrant liabilities	$17,388,000	$-	$-	$17,388,000
Derivative private warrant liabilities	$-	$8,635,200	$0	$8,635,200
Total fair value of liabilities	$17,388,00	$8,635,200	$0	$26,023,200

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,005,739	$-	$-	$-
Liabilities:
Derivative public warrant liabilities	$34,362,000	$-	$-	$34,362,000
Derivative private warrant liabilities	$-	$-	$17,064,800	$17,064,800
Total fair value of liabilities	$34,362,000	$-	$17,064,800	$51,426,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of September 30, 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

Level 1 assets include investments money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. For the three and nine months ended September 30, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately $5.6 million and $25.4 million, respectively, which is presented as a change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a binomial lattice model in an option pricing framework are assumptions related to expected stock-price volatility, the probability of a successful business combination, term, risk-free interest rate and dividend yield. For the initial fair value estimates, the Company estimates volatility based on the constituents of a broad-based stock price index reflecting the potential merger targets and including a probability of a successful business combination. For subsequent fair value measurements, the Company estimates the volatility of its common stock based on the implied volatility derived from the traded prices of the Public Warrants which includes a probability of successful business combination. The probability of a successful business combination as of the initial measurement date is based on industry studies and the Company’s best estimates. The risk-free interest rate is based on the term-matched U.S. Treasury yield curve as of the measurement dates. The term of the warrants is equal to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2020:

As of December 31, 2020

Option term (in years)	5
Volatility	33.90%
Risk-free interest rate	0.47%
Dividend Yield	0%

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the three months and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$51,426,800
Issuance of Public and Private Warrants, Level 3 measurements	-
Transfer of Public Warrants to Level 1	(21,390,000)
Change in fair value of derivative warrant liabilities, Level 3	(19,414,130)
Derivative warrant liabilities - Level 3, at March 31, 2021	$10,622,670
Change in fair value of derivative warrant liabilities, Level 3	(137,070)
Derivative warrant liabilities - Level 3, at June 30, 2021	$10,485,600
Transfer of Private Warrants to Level 2	(10,485,600)
Change in fair value of derivative warrant liabilities, Level 3	-
Derivative warrant liabilities - Level 3, at September 30, 2021	$-

10. Subsequent Events.

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 6, 2021, the Company entered into the Merger Agreement with Merger Sub, Starry, and Holdings (see Note 1 for more information regarding the proposed business combination provided by the Merger Agreement).

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

Upon the closing of the Initial Public Offering and the Private Placement, $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Proposed Business Combination

On October 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sirius Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), Starry, Inc., a Delaware corporation (“Starry”), and Starry Holdings, Inc., a Delaware corporation and wholly owned direct subsidiary of Starry (“Holdings”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the Company will merge with and into Holdings (the “SPAC Merger” and, the closing of the SPAC Merger, the “SPAC Merger Closing,” and, the time at which the SPAC Merger becomes effective, the “SPAC Merger Effective Time”), with Holdings surviving the SPAC Merger as a publicly traded entity (such surviving entity, “New Starry”) and becoming the sole owner of Merger Sub; and (b) at least twenty-four (24) hours, but no more than forty-eight (48) hours, after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry (the “Acquisition Merger” and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. New Starry will have a dual-class share structure with super voting rights for Starry’s co-founder and Chief Executive Officer, Chaitanya Kanojia.

Refer to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2021 for additional information.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $270,000 in our operating bank account, approximately $19,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and a working capital deficit of approximately $3.0 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase founder shares by our Sponsor, the loan proceeds under a promissory note of $167,000 from our Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction related expenses.

For the three months ended September 30, 2021, we had net income of approximately $3.1 million, which consisted of a non-operating gain resulting from the change in fair value of derivative warrant liabilities of approximately $5.6 million and interest and dividends on investments held in the Trust Account of approximately $6,000, partially offset by approximately $2.5 million of operating expenses. Total operating expenses for the three months ended September 30, 2021 were comprised of approximately $2.4 million of general and administrative costs, including $30,000 of administrative services expenses to related parties, and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $21.5 million, which consisted of a non-operating gain resulting from the change in fair value of derivative warrant liabilities of approximately $25.4 million and interest and dividends on investments held in the Trust Account of approximately $19,000, partially offset by approximately $3.9 million of operating expenses. Total operating expenses for the nine months ended September 30, 2021 were comprised of approximately $3.7 million of general and administrative costs, including $90,000 of administrative services expenses to related parties, and approximately $148,000 of franchise tax expense.

For the period from August 13, 2020 (inception) through September 30, 2020, we had a net loss of approximately $30,000, which consisted of operating expenses of approximately $4,000 and approximately $26,000 of franchise tax expense.

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

Administrative Services Agreement

We entered into an agreement that provides that, commencing on October 6, 2020, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, we incurred expenses of $30,000 and $90,000, under this agreement, respectively. There were no balances outstanding under such agreement as of September 30, 2021 and December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, a total of 41,400,000 shares of Class A common stock subject to possible redemption, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Effective with the closing of the Initial Public Offering and the over-allotment option, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,653,333 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 8, 2021, Form 10-K/A as of December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our FY 2020 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our FY 2020 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

FirstMark Horizon Acquisition Corp.

Date: November 22, 2021		/s/ Richard Heitzmann
	Name:	Richard Heitzmann
	Title:	Chief Executive Officer

Date: November 22, 2021		/s/ Daniel Gaisin
	Name:	Daniel Gaisin
	Title:	Chief Financial Officer