Form 10-K/A
period 2020-12-31
FirstMark Horizon Acquisition Corp.
filed 2021-12-14
CIK 1822219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 14, 2021, 41,400,000 shares of Class A common stock, par value $0.0001, and 10,350,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

FirstMark Horizon Acquisition Corp.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
TABLE OF CONTENTS

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to FirstMark Horizon Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of FirstMark Horizon Acquisition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 8, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 8, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K/A, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 27, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided with this Amendment No. 2 new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with our filings with the SEC subsequent to the First Amended Filing.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Item 1. A. Risk Factors.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial Business Combination, our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ founder shares, we would need 15,525,001, or 37.5% (assuming all issued and outstanding shares are voted), or 2,587,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 41,400,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own at least 20% of our issued and outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

If we have not completed our initial Business Combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and, on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with the October 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

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

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting with respect to the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements as of and for the period ended December 31, 2020 based on the classification of a portion of the Company’s Public Shares as temporary versus permanent equity. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.”

As a result of such material weakness, the Restatement, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In this Amendment No. 2 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 13, 2020 (inception) to December 31, 2020.

We have re-evaluated our application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in our initial public offering (the “IPO”) on October 8, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in our amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, we determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses.

Therefore, on December 14, 2021, our management and the audit committee of our board of directors (the “Audit Committee”) concluded that we previously issued (i) audited balance sheet as of October 8, 2020 (the “Post IPO Balance Sheet”), as previously revised in our Annual Report on Form 10-K/A, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 27, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such,we will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

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

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Liquidity and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, since the Initial Public Offering, a total of 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,653,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 13, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 7. A. Quantitative and Qualitative Disclosure About Market Risk.

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has and will continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA

March 26, 2021, except for the effects of the restatements discussed in Note 2 – Amendment 1 to which the date is May 26, 2021 and Note 2 – Amendment 2, as to which the date is December 14, 2021

FIRSTMARK HORIZON ACQUISITION CORP.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,192,781
Prepaid expenses	488,348
Total Current Assets	1,681,129
Investments held in Trust Account	414,005,739
Total Assets	$415,686,868

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$311,002
Franchise tax payable	76,762
Total Current Liabilities	387,764
Deferred underwriting commissions	14,490,000
Derivative warrant liabilities	51,426,800
Total Liabilities	66,304,564

Commitments and Contingencies

Class A common stock, $0.0001 par value; 41,400,000 shares subject to possible redemption at $10 per share	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares issued and outstanding (all subject to possible redemption)	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	-
Accumulated deficit	(64,618,731)
Total Stockholders’ Deficit	(64,617,696)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,686,868

The accompanying notes are an integral part of these financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from August 13, 2020 (inception) through December 31, 2020

General and administrative expenses	$146,205
General and administrative expenses - related party	28,387
Franchise tax expense	76,762
Loss from operations	(251,354)
Other income (expense)
Loss on sale of fair value of Private Placement Warrants	(1,028,000)
Change in fair value of derivative warrant liabilities	(17,348,800)
Financing cost - derivative warrant liabilities	(1,290,820)
Interest and dividends on investments held in Trust Account	5,739
Net loss	$(19,913,235)

Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000
Basic and diluted net loss per share, common stock	$(0.56)
Weighted average common stock outstanding Class B common stock, basic and diluted	9,843,750
Basic and diluted net loss per share, Class B common stock	$(0.56)

The accompanying notes are an integral part of these financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated – See Note 2

For the Period from August 13, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 13, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	10,350,000	1,035	23,965	-	25,000
Accretion of Class A common stock subject to possible redemption	-	-			(23,965)	(44,705,496)	(44,729,461)
Net loss						(19,913,235)	(19,913,235)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(64,618,731)	$(64,617,696)

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from August 13, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Liquidity and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment 1

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in October 2020 (collectively “Warrants”), the Company’s previously issued financial statements for the year ended December 31, 2020 should no longer be relied upon. As such, the Company restated its financial statements in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2020.

Amendment 2

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 27, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 14, 2020 (the “Post-IPO Balance Sheet”), and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 27, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

The change in the carrying value of the redeemable shares of Class A common stock in the Post-IPO Balance Sheet resulted in a decrease of approximately $6.3 million in additional paid-in capital and an increase of approximately $45.7 million to accumulated deficit, as well as a reclassification of 5,206,820 shares of Class A common stock from permanent equity to temporary equity as presented below.

October 8, 2020 - IPO Balance Sheet	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$416,381,229	$-	$416,381,229
Total liabilities	$49,449,421	$-	$49,449,421
Class A common stock subject to possible redemption	361,931,800	52,068,200	414,000,000
Preferred stock	-	-	-
Class A common stock	521	(521)	-
Class B common stock	1,035	-	1,035
Additional paid-in capital	6,334,183	(6,334,183)	-
Accumulated deficit	(1,335,731)	(45,733,496)	(47,069,227)
Total stockholders’ equity (deficit)	$5,000,008	$(52,068,200)	$(47,068,192)
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$416,381,229	$-	$416,381,229

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

December 31, 2020	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$415,686,868	$-	$415,686,868
Total liabilities	$66,304,564	$-	$66,304,564
Class A common stock subject to possible redemption	344,382,300	(344,382,300)	-
Preferred stock	-	-	-
Class A common stock	696	(696)	-
Class B common stock	1,035	-	1,035
Additional paid-in capital	24,911,508	(24,911,508)	-
Accumulated deficit	(19,913,235)	369,294,504	349,381,269
Total stockholders’ equity (deficit)	$5,000,004	$344,382,300	$349,382,304
Total Liabilities, Class A Common Stock Subject to Redemption and Stockholders’ Equity (Deficit)	$415,686,868	$-	$415,686,868

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from August 13, 2020 (inception) through December 31, 2020:

Form 10-K/A (December 31, 2020): For the Period from August 13, 2020 (inception) through December 31, 2020	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$361,931,800	$(361,931,800)	$-
Change in value of Class A common stock subject to possible redemption	$(17,549,500)	$17,549,500	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from August 13, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Class A Common Stock
Form 10-K/A (December 31, 2020): For the Period from August 13, 2020 (inception) through December 31, 2020	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Net loss	$(19,913,235)	$-	$(19,913,235)
Weighted average shares outstanding	36,172,534	(10,297,534)	25,875,000
Basic and diluted earnings per share	$0.00	$(0.56)	$(0.56)

	Earnings Per Share for Class B Common Stock
Form 10-K/A (December 31, 2020): For the Period from August 13, 2020 (inception) through December 31, 2020	As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Net loss	$(19,913,235)	$-	$(19,913,235)
Weighted average shares outstanding	13,617,167	(3,773,417)	9,843,750
Basic and diluted earnings per share	$(1.46)	$0.90	$(0.56)

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.3 million is included in financing cost - derivative warrant liabilities in the statement of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, since the Initial Public Offering, 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO and the Private Placement to purchase an aggregate of 20,653,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 13, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For The Period From August 13, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(14,425,336)	$(5,487,899)

Denominator:
Basic and diluted weighted average common stock outstanding	25,875,000	9,843,750

Basic and diluted net loss per common stock	$(0.56)	$(0.56)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2020, the Company has aggregate deferred tax assets of approximately $267,000 and has recognized a full valuation allowance against the deferred tax assets.

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

Note 8—Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of the Initial Public Offering, there were 41,400,000 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(22,770,000)
Offering costs allocated to Class A common stock subject to possible redemption	(21,959,461)
Plus:
Accretion on Class A common stock subject to possible redemption amount	44,729,461
Class A common stock subject to possible redemption	$414,000,000

Note 9—Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 41,400,000 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

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

Note 10—Income Taxes

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

Note 11—Fair Value Measurements

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	414,005,739	-	-	$414,005,739
Liabilities:
Derivative public warrant liabilities (Restated)	$34,362,000	$-	$-	$34,362,000
Derivative private warrant liabilities (Restated)	$-	$-	$17,064,800	$17,064,800
Total fair value	$448,367,739	$-	$17,064,800	$465,432,539

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

Note 12—Subsequent Events

The Company evaluated events that have occurred after the balance sheet date through the date on which the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the financial statements.

On December 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Second Note”). This loan was non-interest bearing and payable upon the completion of the Business Combination. The Company borrowed $800,000 under the Note.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 8, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Richard Heitzmann has been our Chief Executive Officer since August 2020 and a director since October 2020. Since 2008, Mr. Heitzmann has served as a Founder and Partner of FirstMark, a venture capital firm focused on consumer and enterprise investments in media, advertising technology, gaming, mobile and data service. Prior to this, Mr. Heitzmann served as a Partner at Pequot Ventures from 1999 to 2008. From 2003 to 2004, Mr. Heitzmann was Senior Vice President of Corporate Development at First Advantage Corp (Nasdaq: FADV) and from 2001 to 2003, Mr. Heitzmann served at US Search.Com Inc. as Senior Vice President of Corporate Development and a member of its board of directors. Currently, Mr. Heitzmann sits on the board of directors of many private companies including Dashlane, Inc., Omaze, Inc., NoHo Solutions, Inc. (d/b/a Orchard) and Roman Health Ventures, Inc. Mr. Heitzmann graduated from Georgetown University with a B.S. in Business Administration and earned his M.B.A. from The Harvard Business School.

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
Date: December 14, 2021
	By:	/s/ Richard Heitzmann
Richard Heitzmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Heitzmann
Name:	Richard Heitzmann
Title:	Chief Executive Officer and Director
Date:	December 14, 2021

/s/ Amish Jani
Name:	Amish Jani
Title:	President and Chairman of the Board of Directors
Date:	December 14, 2021

/s/ Daniel Gaisin
Name:	Daniel Gaisin
Title:	Chief Financial Officer
Date:	December 14, 2021

/s/ Luis Ubiñas
Name:	Luis Ubiñas
Title:	Director
Date:	December 14, 2021

/s/ Frederick Ball
Name:	Frederick Ball
Title:	Director
Date:	December 14, 2021

/s/ Allison Goldberg
Name:	Allison Goldberg
Title:	Director
Date:	December 14, 2021

/s/ Jason Robins
Name:	Jason Robins
Title:	Director
Date:	December 14, 2021