Form 10-Q/A
period 2021-09-30
FirstMark Horizon Acquisition Corp.
filed 2021-12-14
CIK 1822219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 14, 2021, 41,400,000 shares of Class A common stock, $0.0001 par value, and 10,350,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to FirstMark Horizon Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of FirstMark Horizon Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2021.

On November 22, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Restatement to Previously Reported Financial Statements, (“Note 2”) that describes a restatement to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on October 14, 2020. As described in Note 2, upon its IPO, the Company restated previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on October 14, 2020 (“Post-IPO Balance Sheet”), the Form 10-K/A filed with the SEC on May 27, 2021 (“Form 10-K/A No.1”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021. However, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Form 10-K/A No. 1 should be restated in a Form 10-K/A and not within the Q3 Form 10-Q, and restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form 10-Q/A.

Therefore, on December 13, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 14, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 27, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (v) Note 2 to the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 22, 2021 (collectively, the “Affected Periods”), should be restated and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in this Quarterly Report on Form 10-Q/A.

The above changes did not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

FIRSTMARK HORIZON ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 13, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Control and Procedures	28

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES		31

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FirstMark Horizon Acquisition Corp.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(as restated)
Assets:
Current assets:
Cash	$270,448	$1,192,781
Prepaid expenses	296,836	488,348
Total Current Assets	567,284	1,681,129
Investments held in Trust Account	414,024,614	414,005,739
Total Assets	$414,591,898	$415,686,868

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,523,603	$-
Accrued expenses	1,565,503	311,002
Franchise tax payable	101,766	76,762
Total Current Liabilities	3,190,872	387,764
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	26,023,200	51,426,800
Total Liabilities	43,704,072	66,304,564

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10 per share at September 30, 2021 and December 31, 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares issued and outstanding (all subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(43,113,209)	(64,618,731)
Total Stockholders’ Deficit	(43,112,174)	(64,617,696)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,591,898	$415,686,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For The Period From August 13, 2020 (inception) through September 30, 2020

General and administrative expenses	$2,403,797	$3,678,958	$3,791
General and administrative expenses - related party	30,000	90,000	-
Franchise tax expense	49,863	147,995	26,351
Loss from operations	(2,483,660)	(3,916,953)	(30,142)
Other income:
Change in fair value of derivative warrant liabilities	5,576,400	25,403,600	-
Interest and dividends on investments held in Trust Account	6,361	18,875	-
Net income (loss)	$3,099,101	$21,505,522	$(30,142)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	41,400,000	-
Basic and diluted net income per share, Class A common stock	$0.06	$0.42	$-
Weighted average shares outstanding Class B common stock, basic and diluted	10,350,000	10,350,000	10,350,000
Basic and diluted net income per share, Class B common stock	$0.06	$0.42	$(0.00)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on December 14, 2021.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common stock is presented below for the Affected Quarterly Periods:

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

10. Subsequent Events.

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 8, 2020, Form 10-K/A as of December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

FirstMark Horizon Acquisition Corp.

Date: December 14, 2021		/s/ Richard Heitzmann
	Name:	Richard Heitzmann
	Title:	Chief Executive Officer

Date: December 14, 2021		/s/ Daniel Gaisin
	Name:	Daniel Gaisin
	Title:	Chief Financial Officer