Form 10-K
period 2021-12-31
FirstMark Horizon Acquisition Corp.
filed 2022-03-28
CIK 1822219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $411.1 million.

As of March 25, 2022, 41,400,000 shares of Class A common stock, par value $0.0001, and 10,350,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

FirstMark Horizon Acquisition Corp.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Starry, Inc. (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including our recently announced proposed business combination with Starry, Inc.;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses and the technology industries;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 outbreak;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in a Proxy Statement for the Special Meeting of the Company and Registration Statement on Form S-4 that has been filed by Starry Group Holdings, Inc. (formerly Starry Holdings, Inc.) with the SEC relating to our proposed business combination with Starry Inc. (the “Starry Disclosure Statement”).

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

We will provide the holders (the “Public Stockholders”) of the issued and outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

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

Proposed Business Combination

On October 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sirius Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), Starry, Inc., a Delaware corporation (“Starry”), and Starry Group Holdings, Inc. (formerly Starry Holdings, Inc.), a Delaware corporation and wholly owned direct subsidiary of Starry (“Holdings”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the Company will merge with and into Holdings (the “SPAC Merger” and, the closing of the SPAC Merger, the “SPAC Merger Closing,” and, the time at which the SPAC Merger becomes effective, the “SPAC Merger Effective Time”), with Holdings surviving the SPAC Merger as a publicly traded entity (such surviving entity, “New Starry”), and becoming the sole owner of Merger Sub; and (b) at least twenty-four (24) hours, but no more than forty-eight (48) hours, after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry (the “Acquisition Merger” and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the “Starry Business Combination”), with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. New Starry will have a dual-class share structure with super voting rights for Starry’s co-founder and Chief Executive Officer, Chaitanya Kanojia.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, if the proposed Starry Business Combination is not consummated, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for our shares of Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have four officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on the status of the proposed Starry Business Combination and, if the proposed Starry Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Available Information

Our corporate website is www.firstmarkhorizon.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via EDGAR through the SEC’s website (www.sec.gov) and our corporate website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1. A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our consolidated financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Starry Business Combination, see the “Risk Factors” section of the Starry Disclosure Statement that has been filed with the SEC.

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

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2021, there was 437,946,667 and 9,650,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021 and 2020 there were no preferred shares issued and outstanding.

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

Because we must furnish our stockholders with target business consolidated financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma consolidated financial statement disclosure in periodic reports. We will include the same consolidated financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These consolidated financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical consolidated financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These consolidated financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such consolidated financial statements in time for us to disclose such consolidated financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

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

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above. For risk factors related to the proposed Starry Business Combination, see the “Risk Factors” section of the Starry Disclosure Statement that has been filed with the SEC.

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

Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

As a result, included on our consolidated balance sheets as of December 31, 2021 and 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments issued by the Company, as further described in our Quarterly Report on Form 10-Q as of and for the period ended September 30, 2021. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. This also resulted in the restatement of the company’s balance sheet as of October 8, 2020 filed with the SEC.

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

As a result of such material weakness, the Restatement, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

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

(b) Holders

As of March 25, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A common stock, and approximately two holders of record of our redeemable warrants.

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

Item 6. [Reserved]

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to FirstMark Horizon Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated financial statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in the Starry Disclosure Statement. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Proposed Business Combination

On October 6, 2021, we entered into the Merger Agreement with Merger Sub, Starry and Holdings. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) we will merge with and into Holdings in the SPAC Merger at the SPAC Merger Effective Time, with New Starry surviving as a publicly traded entity, and becoming the sole owner of Merger Sub; and (b) at least twenty-four (24) hours, but no more than forty-eight (48) hours, after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry in the Acquisition Merger, with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. New Starry will have a dual-class share structure with super voting rights for Starry’s co-founder and Chief Executive Officer, Chaitanya Kanojia.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $0.5 million in our operating bank account, approximately $32,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and working capital deficit of approximately $2.6 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase founder shares by our Sponsor, the loan proceeds under a promissory note of $167,000 from our Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020 We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We do believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to or in connection with our initial business combination. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has and will continue to incur significant costs in pursuit of its acquisition plans which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 8, 2022. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest earned on cash equivalents held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $25.5 million, which consisted of a non-operating gain resulting from the change in fair value of derivative warrant liabilities of approximately $30.8 million and interest and dividends on investments held in the Trust Account of approximately $26,000, partially offset by approximately $5.3 million of operating expenses. Total operating expenses for the year ended December 31, 2021 were comprised of approximately $4.9 million of general and administrative costs, $120,000 of administrative services expenses to related parties, and approximately $198,000 of franchise tax expense.

For the period from August 13, 2020 (inception) through December 31, 2020, we had a net loss of approximately $19.9 million, which consisted of approximately $17.3 million loss from changes in fair value of derivative warrant liabilities, financing costs of approximately $1.3 million, approximately $1.0 million loss on sale of fair value Private Placement Warrants, approximately $146,000 in general and administrative expenses, $28,000 in general and administrative expenses to related parties and approximately $77,000 of franchise tax expense, which was partially offset by approximately $6,000 of interest earned on cash equivalents held in the Trust Account.

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

On December 6, 2021, our Sponsor agreed to loan us an aggregate of up to $1,500,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Second Note”). This loan was non-interest bearing and payable upon the completion of the Business Combination. We borrowed $1.2 million under the Second Note and the amount is outstanding at December 31, 2021.

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

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned from investments held in Trust Account in the consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, since the Initial Public Offering, a total of 41,400,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 20,653,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

We issued 13,800,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and issued 6,853,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially and subsequently measured at fair value using a Binomial Lattice simulation model at each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated financial statements.

Item 7. A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated financial statements and Supplementary Data

FIRSTMARK HORIZON ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Consolidated financial statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through Years Ended December 31, 2020	F-6
Notes to Consolidated financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FirstMark Horizon Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FirstMark Horizon Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions and date for mandatory liquidation and subsequent dissolution, should a business combination not occur prior to October 8, 2022, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, MA
March 25, 2022

FIRSTMARK HORIZON ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$531,224	$1,192,781
Prepaid expenses	215,960	488,348
Total Current Assets	747,184	1,681,129
Investments held in Trust Account	414,031,835	414,005,739
Total Assets	$414,779,019	$415,686,868

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,839,451	$-
Accrued expenses	1,530,001	311,002
Franchise tax payable	136,219	76,762
Total Current Liabilities	3,505,671	387,764
Deferred underwriting commissions	14,490,000	14,490,000
Derivative warrant liabilities	20,653,330	51,426,800
Note payable	1,200,000	-
Total Liabilities	39,849,001	66,304,564

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10 per share at December 31, 2021 and 2020	414,000,000	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 shares issued and outstanding (all subject to possible redemption) at December 31, 2021 and 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding at December 31, 2021 and 2020	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(39,071,017)	(64,618,731)
Total Stockholders’ Deficit	(39,069,982)	(64,617,696)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,779,019	$415,686,868

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From August 13, 2020 (Inception) through December 31, 2020

General and administrative expenses	$4,933,994	$146,205
General and administrative expenses - related party	120,000	28,387
Franchise tax expense	197,858	76,762
Loss from operations	(5,251,852)	(251,354)
Other income (expenses):
Loss on sale of fair value of Private Placement Warrants	-	(1,028,000)
Change in fair value of derivative warrant liabilities	30,773,470	(17,348,800)
Financing cost - derivative warrant liabilities	-	(1,290,820)
Interest and dividends on investments held in Trust Account	26,096	5,739
Net income (loss)	$25,547,714	$(19,913,235)

Weighted average shares outstanding of Class A common stock, basic and diluted	41,400,000	25,875,000
Basic and diluted net income (loss) per share, Class A common stock	$0.49	$(0.56)
Weighted average shares outstanding Class B common stock, basic and diluted	10,350,000	9,843,750
Basic and diluted net income (loss) per share, Class B common stock	$0.49	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(64,618,731)	$(64,617,696)
Net income	-	-	-	-	-	25,547,714	25,547,714
Balance - December 31, 2021	-	$-	10,350,000	$1,035	$-	$(39,071,017)	$(39,069,982)

For the period from August 13, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 13, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsors	-	-	10,350,000	1,035	23,965	-	25,000
Accretion of Class A Common Stock	-	-			(23,965)	(44,705,496)	(44,729,461)
Net loss	-	-	-	-		(19,913,235)	(19,913,235)
Balance - December 31, 2020	-	$-	10,350,000	$1,035	$-	$(64,618,731)	$(64,617,696)

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From August 13, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$25,547,714	$(19,913,235)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Financing cost - derivative warrant liabilities	-	1,290,820
Change in fair value of derivative warrant liabilities	(30,773,470)	17,348,800
Interest and dividends on investments held in Trust Account	(26,096)	(5,739)
Changes in operating assets and liabilities:
Prepaid expenses	272,388	(488,348)
Accounts payable	1,839,451	-
Accrued expenses	1,218,999	36,824
Franchise tax payable	59,457	76,762
Net cash used in operating activities	(1,861,557)	(1,654,116)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(414,000,000)
Net cash used in investing activities	-	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from initial public offering	-	414,000,000
Proceeds received from note payable to related party	1,200,000	-
Deferred offering costs paid	-	(8,486,103)
Proceeds from private placement	-	11,308,000
Net cash provided by financing activities	1,200,000	416,846,897

Net increase (decrease) in cash	(661,557)	1,192,781

Cash - beginning of the period	1,192,781	-
Cash - end of the period	$531,224	$1,192,781

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$-	$274,177
Deferred underwriting commissions in connection with the initial public offering	$-	$14,490,000
Offering costs charged to additional paid-in capital in connection with the initial public offering	$-	$480,281

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 13, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents and securities from the proceeds derived from the Initial Public Offering (as defined below).

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On October 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sirius Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), Starry, Inc., a Delaware corporation (“Starry”), and Starry Group Holdings, Inc. (formerly Starry Holdings, Inc.), a Delaware corporation and wholly owned direct subsidiary of Starry (“Holdings”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the business combination will be effected in two steps: (a) the Company will merge with and into Holdings (the “SPAC Merger” and, the closing of the SPAC Merger, the “SPAC Merger Closing,” and, the time at which the SPAC Merger becomes effective, the “SPAC Merger Effective Time”), with Holdings surviving the SPAC Merger as a publicly traded entity (such surviving entity, “New Starry”), and becoming the sole owner of Merger Sub; and (b) at least twenty-four (24) hours, but no more than forty-eight (48) hours, after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry (the “Acquisition Merger” and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the “Starry Business Combination”), with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. New Starry will have a dual-class share structure with super voting rights for Starry’s co-founder and Chief Executive Officer, Chaitanya Kanojia.

Refer to the Company’s Current Report on Form 8-K, filed with the SEC on October 7, 2021 for additional information.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary created in connection with the proposed Business Combination. All inter-company accounts and transactions are eliminated in consolidation.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $531,000 in its operating bank account, approximately $32,000 of interest income available in the Trust Account to pay the Company’s franchise and income tax obligations and a working capital deficit of approximately $2.6 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

The Company’s liquidity needs to date have been satisfied through the $25,000 proceeds received from the sale of its Founder Shares (as defined below) to the Sponsor, the loan proceeds under a promissory note of $167,000 from the Sponsor to cover the Company’s offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on October 8, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the consolidated balance sheets.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 13,800,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,853,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial and subsequent fair value of the Private Warrants and the initial fair value of the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, a total of 41,400,000 shares of Class A common stock subject to possible redemption, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,653,333 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the year ended December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period From August 13, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$20,438,171	$5,109,543	$(14,425,336)	$(5,487,899)

Denominator:
Basic and diluted weighted average common stock outstanding	41,400,000	10,350,000	25,875,000	9,843,750

Basic and diluted net income (loss) per common stock	$0.49	$0.49	$(0.56)	$(0.56)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 6, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Second Note”). This loan was non-interest bearing and payable upon the completion of the Business Combination. The Company borrowed $1.2 million under the Second Note and the amount is outstanding at December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on October 6, 2020, through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2021 and 2020, the Company incurred expenses of $120,000 and approximately $28,000, respectively, under this agreement. There were no balances outstanding under such agreement as of December 31, 2021 and 2020.

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

5. Commitments and Contingencies

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consulting Agreements

In connection with the search for a prospective initial Business Combination, the Company has entered into consulting agreements with consulting firms to provide due diligence on a target company. A portion of the fees in connection with the services rendered have been deferred to the closing of a Business Combination without regard if the consulting firm has provided services as to the target subject of the Business Combination. If the Company does not complete a Business Combination, then no portion of the deferred fees are due or payable to the consulting firms. For the year ended December 31, 2021, the Company has incurred and accrued $1.5 million of deferred fees for services rendered under such agreements.

The Company also entered into an additional consulting agreement with a transaction success fee of $125,000 due and payable solely upon the successful completion of a Business Combination.

Merger Agreement

On October 6, 2021, we entered into the Merger Agreement with Merger Sub, Starry and Holdings. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the Starry Business Combination will be effected in two steps: (a) we will merge with and into Holdings in the SPAC Merger at the SPAC Merger Effective Time, with New Starry surviving as a publicly traded entity, and becoming the sole owner of Merger Sub; and (b) at least twenty-four (24) hours, but no more than forty-eight (48) hours, after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry in the Acquisition Merger, with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. New Starry will have a dual-class share structure with super voting rights for Starry’s co-founder and Chief Executive Officer, Chaitanya Kanojia.

The closing of the Starry Business Combination is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (a) approval of the Starry Business Combination and related agreements and transactions by the Company’s stockholders and Starry’s stockholders, (b) effectiveness of the Starry Disclosure Statement, (c) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (d) receipt of approval for listing on the New York Stock Exchange (“NYSE”) or The Nasdaq Stock Market LLC (“Nasdaq”), as applicable, the shares of common stock of New Starry to be issued in connection with the Starry Business Combination, (e) that the Company have at least $5,000,001 of net tangible assets upon the consummation of the SPAC Merger, (f) the absence of any injunctions and (g) approval of the transfer of control of all material Starry licenses, to the extent required by the Communication Laws (as defined in the Merger Agreement), by the Federal Communications Commission (the “FCC”) and state public service or state public utility commissions.

For more information about the Merger Agreement and the proposed Starry Business Combination, see our Current Report on Form 8-K filed with the SEC on October 6, 2021, and the Starry Disclosure Statement. Unless specifically stated, this Annual Report on Form 10-K does not give effect to the proposed Starry Business Combination and does not contain the risks associated with the proposed Starry Business Combination. Such risks and effects relating to the proposed Starry Business Combination is included in the Starry Disclosure Statement.

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Warrant Liabilities.

As of December 31, 2021 and 2020, the Company has 13,800,000 Public Warrants and 6,853,333 Private Placement Warrants outstanding.

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7. Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 41,400,000 shares of Class A common stock outstanding, all of which were subject to redemption.

As of December 31, 2021, Class A common stock reflected on the consolidated balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(22,770,000)
Offering costs allocated to Class A common stock subject to possible redemption	(21,959,461)
Plus:
Accretion on Class A common stock subject to possible redemption amount	44,729,461
Class A common stock subject to possible redemption	$414,000,000

8. Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 41,400,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying consolidated balance sheets (see Note 7).

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 10,350,000 shares of Class B common stock issued and outstanding (see Note 4).

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

As of December 31, 2021, the Class B common stock would automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Note 9—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(514,506)	(267,459)
State	-	-
Valuation allowance	514,506	267,459
Income tax provision	$-	$-

FIRSTMARK HORIZON ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$478,436	$252,544
Net operating loss carryforwards	36,070	14,915
Total deferred tax assets	514,506	267,459
Valuation allowance	(514,506)	(267,459)
Deferred tax asset, net of allowance	$-	$-

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

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of December 31, 2021 and 2020, the Company had $242,786 and $71,024 U.S. federal net operating loss carryovers which can be carried forward indefinitely.

FIRSTMARK HORIZON ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Merger related costs	2.3	0.0%
Change in fair value of warrant liabilities and related financing costs	(25.3)%	(25.3)%
Change in valuation allowance	2.0%	4.3%
Income tax expenses (benefit)	0.0%	0.0%

10. Fair Value Measurements.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,031,835	$-	$-	$413,031,835
Liabilities:
Derivative public warrant liabilities	$13,800,000	$-	$-	$13,800,000
Derivative private warrant liabilities	$-	$6,853,330	$-	$6,853,330
Total fair value of liabilities	$13,800,000	$6,853,330	$-	$20,653,330

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$414,005,739	$-	$-	$-
Liabilities:
Derivative public warrant liabilities	$34,362,000	$-	$-	$34,362,000
Derivative private warrant liabilities	$-	$-	$17,064,800	$17,064,800
Total fair value of liabilities	$34,362,000	$-	$17,064,800	$51,426,800

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

FIRSTMARK HORIZON ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Private Warrants and the Public Warrants issued in connection with the private placement and initial public offering, respectively, have been measured using a binomial lattice model in an option pricing framework. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. For the year ended December 31, 2021 and for the period from August 13, 2020 (inception) to December 31, 2020, the Company recognized a benefit and a charge, respectively, to the consolidated statements of operations resulting from a decrease and an increase, respectively, in the fair value of liabilities of approximately $30.8 million and ($17.3 million), respectively, which is presented as a change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2020:

As of December 31, 2020

Option term (in years)	5
Volatility	33.90%
Risk-free interest rate	0.47%
Dividend Yield	0%

The change in the fair value of the warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$51,426,800
Issuance of Public and Private Warrants, Level 3 measurements	-
Transfer of Public Warrants to Level 1	(21,390,000)
Change in fair value of derivative warrant liabilities, Level 3	(19,414,130)
Derivative warrant liabilities - Level 3, at March 31, 2021	$10,622,670
Change in fair value of derivative warrant liabilities, Level 3	(137,070)
Derivative warrant liabilities - Level 3, at June 30, 2021	$10,485,600
Transfer of Private Warrants to Level 2	(10,485,600)
Change in fair value of derivative warrant liabilities, Level 3	-
Derivative warrant liabilities - Level 3, at December 31, 2021	$-

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were available to be issued. The Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the consolidated financial statements.

On March 9, 2022, the Company and Holdings entered into two non-redemption agreements with investors of the Company pursuant to which such investors agreed to not redeem an aggregate of 2,398,613 shares of the Company’s Class A common stock beneficially owned by them in exchange for at least 422,108 shares of Class A common stock of New Starry to be issued to such investors following the consummation of the Starry Business Combination.

On March 11, 2022, the Company entered into an amendment to its engagement letter with Credit Suisse whereby Credit Suisse agreed to reduce the fees payable to it under its underwriting agreement with the Company from $14,490,000 to $9,990,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 8, 2020, its annual consolidated financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Annual report on form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over reporting and accounting for complex financial instruments. Specifically, we expanded and improved our review process for complex securities and related accounting standards, complex financial instruments. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

We performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements.

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

Item 9.B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Richard Heitzmann	50	Chief Executive Officer and Director
Amish Jani	44	President and Chairman of the Board of Directors
Eric D. Cheung	38	Secretary
Daniel Gaisin	42	Chief Financial Officer
Luis Ubiñas	59	Director
Frederick Ball	59	Director
Jason Robins	41	Director

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

Frederick Ball has been a director since October 2020. Mr. Ball served as Chief Financial Officer at Marketo Inc. (“Marketo”), a leading provider of a cloud-based marketing platform, from 2011 to 2016, first as its Senior Vice President and Chief Financial Officer and later as its Executive Vice President and Chief Administrative Officer. Prior to joining Marketo, Mr. Ball was Chief Financial Officer for a number of private and public technology companies including Webroot Software from 2008 to 2011, BigBand Networks, Inc. from 2004 to 2007, and Borland Software Corporation from 1999 to 2003. Prior to this, Mr. Ball served as Vice President, Mergers and Acquisitions for KLA-Tencor Corporation, a manufacturer of semiconductor equipment, from 1997 to 1999 and as Vice President, Controller for Tencor Instruments from 1995 to 1997. Mr. Ball served at PricewaterhouseCoopers LLC from 1984 to 1995, ending his tenure as Audit Senior Manager. Mr. Ball currently serves as a director of Advanced Energy Industries (Nasdaq: AEIS) and currently serves on the boards of multiple private companies. Previously, from 2003 to 2019, Mr. Ball served as a director and as chair of various committees of Electro Scientific Industries, Inc. (Nasdaq: ESIO), and from 2017 to 2019, as a director and chair of various committees of Sendgrid, Inc. (NYSE: SEND). Mr. Ball obtained his B.S. in Accounting from Virginia Tech.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Luis Ubiñas, Frederick Ball, and Jason Robins is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Director

Our board of directors consists of six members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Frederick Ball will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Luis Ubiñas and Jason Robins, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Richard Heitzmann and Amish Jani, will expire at our third annual meeting of stockholders.

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

Audit Committee

The members of our audit committee are Jason Robins, Luis Ubiñas and Frederick Ball. Frederick Ball serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Frederick Ball qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our consolidated financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited consolidated financial statements and quarterly consolidated financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Luis Ubiñas and Frederick Ball. Luis Ubiñas serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Frederick Ball, Jason Robins and Luis Ubiñas. Luis Ubiñas serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Individual	Entity	Entity’s Business	Affiliation
Richard Heitzmann	FirstMark Capital LLC	Venture Capital	Partner
	Dashlane, Inc.	Technology	Director
	Omaze, Inc.	Technology	Director
	NoHo Solutions, Inc.	Technology	Director
	Roman Health Ventures, Inc.	Technology	Director
Amish Jani	FirstMark Capital LLC	Venture Capital	Partner
	Brooklinen, Inc	Technology	Director
	InVisionApp, Inc.	Technology	Director
	Starry	Technology	Director
	Tracelink	Technology	Director
Eric D. Cheung	FirstMark Capital LLC	Venture Capital	General Counsel
	OpenGamma, Inc.	Technology	Director
Daniel Gaisin	FirstMark Capital LLC	Venture Capital	Vice President of Finance
Luis Ubiñas	Electronic Arts Inc.	Video Game	Lead Director
	Boston Private Financial Holdings, Inc.	Finance	Director
	Tanger Factory Outlet Centers Inc.	REIT	Director
	Mercer	Professional Services	Trustee
	Aura Financial	Finance/Credit	Director
Frederick Ball	Advanced Energy Industries	Power Conversion Product Manufacturer	Director
	Welunity	Technology	Director
	Contentful	Technology	Director
	Intercom	Technology	Director
Jason Robins	DraftKings, Inc.	Fantasy Sports	Chairman and Chief Executive Officer

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

Item 12. Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

●	each of our directors, officers and director nominees; and

●	all our directors, officers and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 25, 2022.

	Shares of Class A Common Stock		Shares of Class B Common Stock
	Number of Shares Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner(1)
FirstMark Horizon Sponsor LLC(3)	—	—	10,230,000	19.7%
Richard Heitzmann(3)	—	—	10,230,000	19.7%
Amish Jani(3)	—	—	10,230,000	19.7%
Eric D. Cheung(4)	—	—	—	—
Daniel Gaisin(4)	—	—	—	—
Luis Ubiñas	—	—	30,000	*
Frederick Ball	—	—	30,000	*
Allison Goldberg	—	—	30,000	*
Jason Robins(4)	—	—	30,000	*
Millennium Management LLC(5)	3,314,395	8.0%	—	—
Riverview Group LLC(6)	2,500,000	6.0%	—	—
Weiss Asset Management LP(7)	2,286,086	5.5%	—	—
Bank of Montreal(8)	2,858,400	6.9%	—	—
BMO Nesbitt Burns Inc.(9)	2,820,000	6.8%	—	—
All directors, officers and director nominees as a group (8 individuals)	—	—	10,350,000	20%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o FirstMark Horizon Acquisition Corp., 100 5th Ave, 3rd Floor, New York, New York 10011.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such founder shares will convert into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	FirstMark Horizon Sponsor LLC, our Sponsor, is the record holder of the shares of Class B common stock reported herein. The managers of our Sponsor, Messrs. Heitzmann and Jani, by virtue of their shared control over our Sponsor, may be deemed to beneficially own shares held by our Sponsor.

(4)	Does not include any shares indirectly owned by this individual as a result of his ownership interest in our Sponsor.

(5)	According to a Schedule 13G/A filed with the SEC on February 2, 2022, each of Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander may be deemed to have shared voting and dispositive power with regard to 3,314,395 shares of Class A common stock of the Company. The business address of each is 399 Park Avenue, New York, New York 10022.

(6)	According to a Schedule 13G/A filed with the SEC on February 2, 2022, Riverview Group LLC may be deemed to have shared voting and dispositive power with regard to 2,500,000 shares of Class A common stock of the Company. The business address of Riverview Group LLC is 399 Park Avenue, New York, New York 10022.

(7)	According to a Schedule 13G filed with the SEC on February 7, 2022, each of Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss, PhD, may be deemed to have shared voting and dispositive power with regard to 2,286,086 shares of Class A common stock of the Company. The business address of each is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(8)	According to a Schedule 13G filed with the SEC on February 15, 2022, Bank of Montreal may be deemed to have sole voting and dispositive power with regard to 2,858,400 shares of Class A common stock of the Company. The business address of Bank of Montreal is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

(9)	According to a Schedule 13G filed with the SEC on February 15, 2022, BMO Nesbitt Burns Inc. may be deemed to have sole voting and dispositive power with regard to 2,820,000 shares of Class A common stock of the Company. The business address of BMS Nesbitt Burns Inc. is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $160,712 and $45,835, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2021 and during the period from August 13, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the year ended December 31, 2021 and during the period from August 13, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the year ended December 31, 2021 and during the period from August 13, 2020 (inception) through December 31, 2020.

PART IV.

Item 15. Exhibits, Consolidated financial statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Consolidated financial statements: See “Item 8. Index to Consolidated financial statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated October 5, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated October 5, 2020, among the Company, the Sponsor and the Company’s officers and directors.
2.1(3)	Agreement and Plan of Merger, dated October 6, 2021, among the Company, Sirius Merger Sub, Inc., Starry Group Holdings, Inc. (formerly Starry Holdings, Inc.) and Starry, Inc.
10.1(3)	Form of PIPE Subscription Agreement
10.2(3)	Form of Series Z Subscription Agreement
10.3(3)	Form of Convertible Note Subscription Agreement
10.4(3)	Sponsor Support Agreement, dated as of October 6, 2021, among the Company, FirstMark Horizon Sponsor LLC and the persons set forth on Schedule I thereto.
10.5(3)	Form of Starry Holders Support Agreement
10.6(1)	Investment Management Trust Agreement, dated October 5, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.7(1)	Registration Rights Agreement, dated October 5, 2020, among the Company, the Sponsor and certain other security holders party thereto.
10.8(1)	Administrative Services Agreement, dated October 5, 2020, between the Company and FirstMark Capital LLC.
10.9(1)	Private Placement Warrants Purchase Agreement, dated October 5, 2020, between the Company and the Sponsor.
10.10(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Richard Heitzmann.
10.11(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Amish Jani.
10.12(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Eric Cheung.
10.13(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Daniel Gaisin.
10.14(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Luis Ubiñas.
10.15(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Frederick Ball.
10.16(1)	Indemnity Agreement, dated October 5, 2020, between the Company and Jason Robins.
10.17(4)	First Amendment to Investment Management Trust Agreement, dated March 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee.
14.01(2)	Code of Ethics and Business Conduct of FirstMark Horizon Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2020.
(2)	Incorporated by reference to the Original 10-K filed on March 29, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstMark Horizon Acquisition Corp.
Date: March 25, 2022
	By:	/s/ Richard Heitzmann
Richard Heitzmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Heitzmann
Name:	Richard Heitzmann
Title:	Chief Executive Officer and Director
Date:	March 25, 2022

/s/ Amish Jani
Name:	Amish Jani
Title:	President and Chairman of the Board of Directors
Date:	March 25, 2022

/s/ Daniel Gaisin
Name:	Daniel Gaisin
Title:	Chief Financial Officer
Date:	March 25, 2022

/s/ Luis Ubiñas
Name:	Luis Ubiñas
Title:	Director
Date:	March 25, 2022

/s/ Frederick Ball
Name:	Frederick Ball
Title:	Director
Date:	March 25, 2022

/s/ Jason Robins
Name:	Jason Robins
Title:	Director
Date:	March 25, 2022